Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SEC CORP MORT PASS THR CERT SER 2000-6
filed 2002-07-18
CIK 1122783

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-39

                         Wells Fargo Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-6 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2269407
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-6 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-6 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Firstar Home Mortgage <F1>
                     b)   Huntington Mortgage Company <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Firstar Home Mortgage <F1>
                     b)   Huntington Mortgage Company <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000 and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-6 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:   July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Firstar Home Mortgage <F1>
                     b)   Huntington Mortgage Company <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Firstar Home Mortgage <F1>
                     b)  Huntington Mortgage Company <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Firstar Home Mortgage <F1>
                     b)   Huntington Mortgage Company <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis MN 55402

Telephone      (612) 596 6000
Facsimile      (612) 373 7160

Report of Independent Accountants

To the Board of Directors and Shareholder of Firstar Bank, N.A.

    We have examined management's assertion about Firstar Bank,N.A (including Firstar Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal deten-nination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    March 12, 2001



EX-99.1 (b)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939

Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) dming the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001




EX-99.2 (a)

FIRSTAR  (logo)
Bank Without Boundaries

Exhibit I

1550 East 79th Street
Bloomington, MN 55425

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2001

As of and for the year ended December 31, 2000, Firstar Bank, N.A and its subsidiaries (including Firstar Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000 and $25,000,000 respectively.

Dan Arrigoni
President and Chief Executive Officer
Firstar Home Mortgage



Rick Aneshansel
Chief Financial Officer
Firstar Home Mortgage



Michael L. Norris
Senior Vice President, Mortgage Servicing
Firstar Home Mortgage



EX-99.2 (b)

Huntington
Mortgage
Company  (logo)

Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.


Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President


March 6, 2001



EX-99.3 (a)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing
RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer

Title

Date



EX-99.3 (b)

    Huntington
    Mortgage   (logo)
    Company

    OFFICER'S CERTIFICATE

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

    G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date